Form 10-K/A
period 2020-12-31
Avanti Acquisition Corp.
filed 2021-07-12
CIK 1819608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of July 8, 2021, 60,000,000 Class A ordinary shares, $0.0001 par value and 15,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

Documents Incorporated by Reference: None.

2

EXPLANATORY NOTE

Avanti Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing. We are also restating (i) our financial statements as of December 31, 2020 and for the period from July 24, 2020 (inception) through December 31, 2020 and (ii) our financial data as of October 6, 2020 included in the Form 8-K filed with the SEC on October 13, 2020, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in June 2020, the Private Placement warrants issued simultaneously with the closing of the initial public offering, and the Forward Purchase Agreement (as defined below) as components of equity instead of as liabilities.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants and the Forward Purchase Agreement under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants and the Forward Purchase Agreement do not meet the criteria to be classified in shareholders’ equity.

As a result, the Company should have classified the warrants and the Forward Purchase Agreement as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants and the Forward Purchase Agreement at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s prior accounting for the warrants and the Forward Purchase Agreement as components of equity instead of as liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

For the reasons discussed above, the Company is filing this Amendment in order to amend the following items in the Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data cited elsewhere in this Amendment:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 6. Selected Financial Data.

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II, Item 8. Financial Statements and Supplementary Data.

•	Part II, Item 9. Controls and Procedures.

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants and the Forward Purchase Agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant and Forward Purchase Agreement liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statement and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events, other than as set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), references to:

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

Facilities

We currently maintain our executive offices at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Facilities

We currently maintain our principal executive offices at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Item 7. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and certainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from July 24, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Warrants and Forward Purchase Agreement (“FPA”) as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants and FPA. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants and FPA issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the Warrant and FPA instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 24, 2020 (inception) through December 31, 2020, we had a net loss of $25,755,683, which consisted of operating expenses of $225,770, a change in fair value of warrant liabilities of $11,440,000, loss on initial issuance of private warrants of $3,500,000 transaction costs allocable to warrants of $2,115,252 and a change in the fair value of the FPA liability of $8,483,278, offset by interest earned on marketable securities held in the Trust Account of $8,617.

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

For the period from July 24, 2020 (inception) through December 31, 2020, net cash used in operating activities was $217,669. Net loss of $25,755,683 was affected by interest earned on marketable securities of $8,617, offset by a change in fair value of warrant liability of $11,440,000, loss on initial issuance of private warrants of $3,500,000, transaction costs allocable to warrants of $2,115,252 and change in the fair value of the FPA liability of $8,483,278. Changes in operating assets and liabilities provided $8,101 of cash from operating activities.

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

Warrant and Forward Purchase Agreement Liabilities

We account for the Warrants and the Forward Purchase Agreement in accordance with the guidance contained in ASC 815 under which the Warrants and the Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and the Forward Purchase Agreement as liabilities at their fair value and adjust the Warrants and the Forward Purchase Agreement to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and Forward Purchase Agreement as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On July 8, 2021, we revised our prior position on accounting for our Warrants and Forward Purchase Agreement and concluded that our previously issued financial statements as of December 31, 2020 and for the period from July 24, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) as the circumstances leading to the restatement of our financial statements had not been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K/A, our directors and officers are as follows:

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

	Class B ordinary shares				Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)			Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class		Approximate Percentage of Voting Control
Avanti Acquisition SCSp (our Sponsor)(3)	14,925,000		(4)	99.6%	—		—		19.9%
Nassef Sawiris	—		(5)	—	—		—		—
Colin Hall	—		(5)	—	—		—		—
Johann Dumas	—		(5)	—	—		—		—
Brent Hoberman	25,000	*			—		—	*
Sophie Krishnan	25,000		*		—		—	*
Robert Mignone	25,000		*		100,000	(6)	*		*
All officers and directors as a group (six individuals)	75,000		*		—		—	*
Luxor Capital Partners, LP (7)(10)	—			—	2,953	*			*
Luxor Capital Partners Offshore Master Fund, LP(8)(10)	—			—	1,911	*			*
Lugard Road Capital Master Fund, LP(9)(10)	—			—	354,403	*			*
Falcon Edge Capital, LP(11)	—			—	7,170,000		11.9%		9.6%
Citadel Advisors LLC(12)	—			—	2,810,271		4.7%		3.7%
Baupost Group, L.L.C.(13)	—			—	4,000,000		6.7%		5.3%
Vellar Opportunities Fund Master, Ltd.(14)	—			—	100,000	*			*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
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

Audit Fees. During the period from July 24, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,930 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K/A.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Financial Statements:

(2)	Exhibits

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

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

July 12, 2021

AVANTI ACQUISITION CORP.

/s/ Nassef Sawiris
Name: Nassef Sawiris
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nassef Sawiris	Chairman and Chief Executive Officer	July 12, 2021
Nassef Sawiris	(Principal Executive Officer)

/s/ Johann Dumas	Chief Financial Officer	July 12, 2021
Johann Dumas	(Principal Financial and Accounting Officer)

/s/ Colin Hall	Director	July 12, 2021
Colin Hall

/s/ Brent Hoberman	Director	July 12, 2021
Brent Hoberman

/s/ Sophie Krishnan	Director	July 12, 2021
Sophie Krishnan

/s/ Roberto Mignone	Director	July 12, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants as well as the Forward Purchase Agreement should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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
New York, New York
July 8, 2021

AVANTI ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$1,194,821
Prepaid expenses	20,949

Total Current Assets	1,215,770
Marketable securities held in Trust Account	600,008,617

TOTAL ASSETS	$601,224,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,250
Accrued offering costs	3,193

Total Current Liabilities	5,443
FPA liability	8,483,278
Warrant liabilities	66,440,000
Deferred underwriting fee payable	21,000,000

Total Liabilities	95,928,721

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 50,029,566 shares at $10.00 per share	500,295,660
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,970,434 shares issued and outstanding (excluding 50,029,566 shares subject to possible redemption)	997
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	30,753,192
Accumulated deficit	(25,755,683)

Total Shareholders’ Equity	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$601,224,387

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operating costs	$225,770

Loss from operations	(225,770)
Other income (expense):
Change in fair value of warrant liabilities	(11,440,000)
Loss on initial issuance of private warrants	(3,500,000)
Transaction costs allocable to warrants	(2,115,252)
Change in fair value of FPA liability	(8,483,278)
Interest earned on marketable securities held in Trust Account	8,617

Other expense, net	(25,529,913)

Net Loss	$(25,755,683)

Weighted average shares outstanding of Class A redeemable ordinary shares	60,000,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	15,000,000

Basic and diluted net loss per share, Class B	$(1.72)

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Sale of 60,000,000 Units, net of underwriting discounts, offering costs and warrant liability	60,000,000	6,000	—	—	531,020,349	—	531,026,349
Forfeiture of Founder Shares	—	—	(2,250,000)	(225)	225	—	—
Class A Ordinary shares subject to possible redemption	(50,029,566)	(5,003)	—	—	(500,290,657)	—	(500,295,660)
Net loss	—	—	—	—	—	(25,755,683)	(25,755,683)

Balance — December 31, 2020	9,970,434	$997	15,000,000	$1,500	$30,753,192	$(25,755,683)	$5,000,006

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(25,755,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	11,440,000
Loss on initial issuance of private warrants	3,500,000
Transaction costs allocable to warrants	2,115,252
Change in fair value of FPA liability	8,483,278
Interest earned on marketable securities held in Trust Account	(8,617)
Changes in operating assets and liabilities:
Prepaid expenses	5,851
Accounts payable and accrued expenses	2,250

Net cash used in operating activities	(217,669)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(600,000,000)

Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	588,000,000
Proceeds from sale of Private Placement Warrants	14,000,000
Advances from related party	4,757,468
Repayment of advances from related party	(4,757,468)
Proceeds from promissory note - related party	142,532
Repayment of promissory note - related party	(300,000)
Payments of offering costs	(430,042)

Net cash provided by financing activities	601,412,490

Net Change in Cash	1,194,821
Cash – Beginning	—

Cash – Ending	$1,194,821

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$520,278,790
Change in value of Class A ordinary shares subject to possible redemption	$(19,983,130)
Deferred underwriting fee payable	$21,000,000
Offering costs included in accrued offering costs	$3,193
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Offering costs through promissory note – related party	$130,668
Payment of prepaid expenses through promissory note – related party	$26,800

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020, the Company consummated the Initial Public Offering of 60,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $600,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Avanti Acquisition SCSp (the “Sponsor”), generating gross proceeds of $14,000,000, which is described in Note 5.

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

AVANTI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering and its FPA (as defined in Note 6) as components of equity instead of as liabilities.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021 which discusses the accounting treatment for certain warrants as liabilities, the Company’s management further evaluated the Warrants and the Forward Purchase Agreement (“FPA”) under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity and concluded that they do not meet the criteria to be classified in shareholders’ equity.

As a result, the Company should have classified the Warrants and FPA as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants and FPA at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants and FPA as components of equity instead of as liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The table below summarizes the effects of the restatement on for the periods indicated below:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 6, 2020
Warrant Liability	$—	$55,000,000	$55,000,000
FPA Liability	—	149,170	149,170
Total liabilities	22,559,052	50,149,170	77,708,222
Class A Ordinary Shares Subject to Possible Redemption	575,427,960	(55,149,170)	520,278,790
Class A Ordinary Shares	246	551	797
Additional Paid-in Capital	5,006,166	5,763,871	10,770,037
Accumulated Deficit	(8,130)	(5,764,422)	(5,772,552)
Balance sheet as of December 31, 2020
Warrant Liability	$—	$66,440,000	$66,440,000
FPA Liability	—	8,483,278	8,483,278
Total liabilities	21,005,443	74,923,278	95,928,721
Class A Ordinary Shares Subject to Possible Redemption	575,218,940	(74,923,280)	500,295,660
Class A Ordinary Shares	248	749	997
Additional Paid-in Capital	5,215,409	25,537,783	30,753,192
Accumulated Deficit	(217,153)	(25,538,530)	(25,755,683)
Statement of Operations for the Period from July 24, 2020 (inception) to December 31, 2020
Change in fair value of Warrant liabilities	$—	$(14,940,000)	$(14,940,000)
Change in fair value of FPA liability	—	(8,483,278)	(8,483,278)
Transaction costs allocable to warrants	—	(2,115,252)	(2,115,252)
Net loss	(217,153)	(25,538,530)	(25,755,683)
Weighted average shares outstanding of Class A redeemable ordinary shares	60,000,000	—	60,000,000
Basic and diluted net income per share, Class A	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	15,000,000	—	15,000,000
Basic and diluted net loss per share, Class B	(0.02)	(1.70)	(1.72)
Cash Flow Statement for the Period from July 24, 2020 (inception) to December 31, 2020
Net loss	$(217,153)	$(25,538,530)	$(25,755,683)
Change in fair value of Warrant liabilities	—	14,940,000	14,940,000
Change in fair value of FPA liability	—	8,483,278	8,483,278
Transaction costs allocable to warrants	—	2,115,252	2,115,252
Initial classification of Class A Ordinary shares subject to possible redemption	575,427,960	55,149,170	520,278,790
Change in value of Class A Ordinary shares subject to possible redemption	(209,020)	(19,774,110)	(19,983,130)

AVANTI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability and FPA liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants exercisable to purchase 44,000,000 Class A ordinary shares issued in connection with the Initial Public Offering and the private placement since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Period from July 24, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$8,617
Redeemable Net Earnings	$8,617
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	60,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(25,755,683)
Redeemable Net Earnings	$(8,617)
Non-Redeemable Net Loss	$(25,764,300)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	15,000,000
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.72)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, except for the Warrants and FPA (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

On October 6, 2020, pursuant to the Initial Public Offering, the Company sold 60,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — RELATED PARTY TRANSACTIONS

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Forward Purchase Agreements

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company up to 10,000,000 forward purchase units, each consisting of one Class A ordinary share (“forward purchase share”) and one-half of one warrant to purchase one Class A ordinary share (“forward purchase warrant”), for $10.00 per unit, or an aggregate amount of up to $100,000,000, in a private placement that will close substantially concurrently with the closing of a Business Combination.

AVANTI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares and the payment of deferred underwriting commissions) and any other equity or debt financing obtained by the Company in connection with a Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase less than 10,000,000 forward purchase units. In addition, the Sponsor’s commitment under the Forward Purchase Agreement is subject to approval, prior to the Company entering into a definitive agreement for a Business Combination, of its investment committee.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share At December 31, 2020, there were 9,970,434 Class A ordinary shares issued and outstanding, excluding 50,029,566 Class A ordinary shares subject to possible redemption.

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

NOTE 8 — WARRANTS

As of December 31, 2020, there are 30,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2020, there are 14,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$600,008,617
Liabilities:
Warrant Liability – Public Warrants	1	45,300,000
Warrant Liability – Private Placement Warrants	2	21,140,000
FPA Liability	3	8,483,278

The Warrants and FPA were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

The Warrants were initially valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining the fair value of the Warrants the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units is classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

AVANTI ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $100 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA is based on the public trading price of the Units issued in the Company’s Initial Public Offering.

The following table presents the quantitative information regarding Level 3 fair value measurements of the Warrants:

October 6, 2020 (Initial Measurement)
Unit price	$10.00
Term (in years)	5.0
Volatility	23.0%
Risk-free rate	0.49%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 24, 2020 (inception)	$—	$—	$—
Initial measurement on October 6, 2020	17,500,000	37,500,000	55,000,000
Change in fair value	3,640,000	7,800,000	11,440,000
Transfer to Level 1	—	(45,300,000)	(45,300,000)
Transfer to Level 2	(21,140,000)	—	(21,140,000)
Change in fair value	—	—	—

Fair value as of December 31, 2020	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from July 24, 2020 through December 31, 2020 was $37,500,000, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the period from July 24, 2020 through December 31, 2020 was $17,500,000, when the Public Warrants were separately listed and traded.

The following table presents the quantitative information regarding Level 3 fair value measurements of the FPA liability:

	December 31, 2020	October 6, 2020 (Initial Measurement)
Risk-free interest rate	0.10%	0.14%
Time to expiration, in Years	0.83	1.07
Unit price	$10.84	$10.00
Forward Price	$10.00	$10.00

The following table presents the changes in the fair value of FPA liability:

FPA Liability
Fair value as of July 24, 2020 (inception)	$—
Initial measurement on October 6, 2020	149,170
Change in fair value	8,334,108

Fair value as of December 31, 2020	$8,483,278

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than in Note 2 – Restatement of Previously Issued Financial Statements, that would have required adjustment or disclosure in the financial statements.