Form 10-Q
period 2021-06-30
Avanti Acquisition Corp.
filed 2021-08-13
CIK 1819608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number:
001-39586

AVANTI ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1550179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 1093, Boundary Hall , Cricket Square , Grand Cayman Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)
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
12b-2
of the Exchange Act).  Yes  ☒    No  ☐
As of August
13
, 2021, there were 60,000,000 Class A ordinary shares, $0.0001 par value and 15,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AVANTI ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

AVANTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$5,275	$1,194,821
Prepaid expenses	660,689	20,949

Total Current Assets	665,964	1,215,770
Investments held in Trust Account	600,026,753	600,008,617

TOTAL ASSETS	$600,692,717	$601,224,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$151,696	$2,250
Accrued offering costs	3,193	3,193

Total Current Liabilities	154,889	5,443
FPA liabilities	2,316,663	8,483,278
Warrant liabilities	45,760,000	66,440,000
Deferred underwriting fee payable	21,000,000	21,000,000

Total Liabilities	69,231,552	95,928,721

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 52,646,116 and 50,029,566 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	526,461,160	500,295,660
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 7,353,884 and 9,970,434 shares issued and outstanding (excluding 52,646,116 and 50,029,566 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	735	997
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at June 30, 2021, and December 31, 2020	1,500	1,500
Additional paid-in capital	4,587,954	30,753,192
Retained earnings (Accumulated deficit)	409,816	(25,755,683)

Total Shareholders’ Equity	5,000,005	5,000,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$600,692,717	$601,224,387

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating costs	$298,311	$699,252

Loss from operations	(298,311)	(699,252)
Other income:
Change in fair value of warrant liabilities	440,000	20,680,000
Change in fair value of FPA liabilities	1,112,496	6,166,615
Interest earned on investments held in Trust Account	9,118	18,136

Total other income	1,561,614	26,864,751
Net income	$1,263,303	$26,165,499

Weighted average shares outstanding, Class A redeemable ordinary shares	60,000,000	60,000,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable ordinary shares	15,000,000	15,000,000

Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$1.74

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	9,970,434	$997	15,000,000	$1,500	$30,753,192	$(25,755,683)	$5,000,006
Class A ordinary shares subject to possible redemption	(2,490,220)	(249)	—	—	(24,901,951)	—	(24,902,200)
Net income	—	—	—	—	—	24,902,196	24,902,196

Balance — March 31, 2021	7,480,214	$748	15,000,000	$1,500	$5,851,241	$(853,487)	$5,000,002
Class A ordinary shares subject to possible redemption	(126,330)	(13)	—	—	(1,263,287)	—	(1,263,300)
Net income	—	—	—	—	—	1,263,303	1,263,303

Balance — June 30, 2021	7,353,884	$735	15,000,000	$1,500	$4,587,954	$409,816	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$26,165,499
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(20,680,000)
Change in fair value of FPA liability	(6,166,615)
Interest earned on investments held in Trust Account	(18,136)
Changes in operating assets and liabilities:
Prepaid expenses	(639,740)
Accounts payable and accrued expenses	149,446

Net cash used in operating activities	(1,189,546)

Net Change in Cash	(1,189,546)
Cash — Beginning of period	1,194,821

Cash — End of period	$5,275

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$26,165,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
JUNE 30, 2021
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had $5,275 in its operating bank accounts and working capital of $511,075.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 4), advances from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note and the Advances from Related Party were repaid on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
JUNE 30, 2021
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
as filed with the SEC on July 12, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income Per Ordinary Share
Net income per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants exercisable to purchase 44,000,000 Class A ordinary shares issued in connection with the Initial Public Offering and the private placement the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. .
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$9,118	$18,136

Redeemable Net Earnings	$9,118	$18,136

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	60,000,000	60,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00
Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$1,263,303	$26,165,499
Redeemable Net Earnings	(9,118)	(18,136)

Non-Redeemable Net Income	$1,254,185	$26,147,363
Denominator: Weighted Average Non-Redeemable B Ordinary Shares
Non-Redeemable B Ordinary Shares, Basic and Diluted	15,000,000	15,000,000
Income/Basic and Diluted Non-Redeemable B Ordinary Shares	$0.08	$1.74
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, except for the Warrants and FPA (see Note 8).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Note 4 — Related Party Transactions
Founder Shares
On July 25, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 14,375,000 Class B ordinary shares, par value $0.0001. On October 1, 2020 the Company effected a share capitalization resulting in 17,250,000 Class B ordinary shares issued and outstanding (the “Founder Shares”). All share and per-share
amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include up to 2,250,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 20, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 2,250,000 Founder Shares. Accordingly, as of June 30, 2021 and December 31, 2020, there were 15,000,000 Founder Shares issued and outstanding.
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
JUNE 30, 2021
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
Promissory Note — Related Party
On July 25, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2020 and the completion of the Initial Public Offering. The outstanding borrowings of $300,000 under the Promissory Note was repaid on October 16, 2020. Borrowings under the Promissory Note are no longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (“FPA”) with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company up to 10,000,000 forward purchase units, each consisting of one Class A ordinary share (“forward purchase share”) and one-half
of one warrant to purchase one Class A ordinary share (“forward purchase warrant”), for $10.00 per unit, or an aggregate amount of up to $100,000,000, in a private placement that will close substantially concurrently with the closing of a Business Combination.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Note 6 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A
Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,353,884 and 9,970,434 Class A ordinary shares issued and outstanding, excluding 52,646,116 and 50,029,566 Class A ordinary shares subject to possible redemption., respectively.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 15,000,000 Class B ordinary shares issued and outstanding.
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
Note 7 — Warrants
As of June 30, 2021 and December 31, 2020 there were 30,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

As of June 30, 2021 and December 31, 2020 there were 14,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
(except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.
Note 8 — Fair Value Measurements
At June 30, 2021, assets held in the Trust Account were comprised of $600,026,753 in money market funds which are invested in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $600,008,617 in money market funds which are invested in U.S. Treasury Securities. During the period ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$600,026,753	$600,008,617
Liabilities:
Warrant Liabilities — Public Warrants	1	$31,100,000	$45,300,000
Warrant Liabilities — Private Placement Warrants	2	$14,560,000	$21,140,000
FPA Liability	3	$2,316,663	$8,483,278
The Warrants and FPA liabilities were accounted for as liabilities in accordance with ASC
815-40.
The warrant and FPA liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Warrants were initially valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining the fair value of the Warrants the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As such, the Private Placement Warrants are classified as Level 2.
The liabilities for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $100 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA is based on the public trading price of the Units issued in the Company’s Initial Public Offering.
The following table presents the quantitative information regarding Level 3 fair value measurements of the FPA liabilities:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.05%	0.10%
Time to expiration, in Years	0.33	0.83
Unit price	$10.23	$10.84
Forward Price	$10.00	$10.00

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents the changes in the fair value of FPA liabilities:

FPA
Fair value as of December 31, 2020	$8,483,278
Change in fair value	(6,166,615)

Fair value as of June 30, 2021	2,316,663

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2021, we had a net income of $1,263,303, which consisted of interest earned on investments held in the Trust Account of $9,118, change in fair value of warrant liabilities of $440,000 and change in fair value of FPA liabilities of $1,112,496, offset by operating expenses of $298,311.
For the six months ended June 30, 2021, we had a net income of $26,165,499, which consisted of interest earned on investments held in the Trust Account of $18,136, change in fair value of warrant liabilities of $20,680,000 and change in fair value of FPA liabilities of $6,166,615, offset by operating expenses of $699,252.
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
For the six months ended June 30, 2021, net cash used in operating activities was $1,189,546. Net income of $26,165,499 was affected by interest earned on investments held in Trust Account of $18,136, change in fair value of warrant liabilities of $20,680,000, change in fair value of FPA liabilities of $6,166,615 and changes in operating assets and liabilities, which used $490,294 of cash from operating activities.

At June 30, 2021, we had cash and Investments held in the Trust Account of $600,026,753. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
On June 30, 2021, we had cash of $5,275 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.
Warrant and Forward Purchase Agreement Liabilities
The Company accounts for the Warrants and FPA in accordance with the guidance contained in Accounting Standards Codification (“ASC”)
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.
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
FOR THE THREE MONTHS ENDED JUNE 30, 2021
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

AVANTI ACQUISITION CORP.

Date: August 13, 2021		/s/ Nassef Sawiris
	Name:	Nassef Sawiris
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Johann Dumas
	Name:	Johann Dumas
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)