Form 10-K/A
period 2020-12-31
Avanti Acquisition Corp.
filed 2021-12-22
CIK 1819608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 2

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
As of December 21, 2021
, 60,000,000 Class A ordinary shares, $0.0001 par value and 15,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.
Documents Incorporated by Reference: None.

2

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Avanti Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Avanti Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on July 12, 2021 (the “First Amended Filing”).
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary share, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, on November 24, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 6, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on July 12, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously restated in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 12, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form 10-K of Avanti Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated October 6, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did
not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did
not exceed $700 million as of the prior June 30.
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
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
In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the restatement of our earnings per share calculation.
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
Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering, the restatement of our earnings per share calculation and the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
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
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination
.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or NYSE rules. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or NYSE, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

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

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target
.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the Commission’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
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
If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class
 A ordinary shares or public warrants
.
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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed
.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer documents or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss
.
Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 6, 2022 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination by October 6, 2022, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by October 6, 2022, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
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
You are not entitled to protections normally afforded to investors of many other blank check companies
.
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
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class
 A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class
 A ordinary shares
.
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
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until October
 6, 2022, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination
.

As of December 31, 2020, we had $1,194,821 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
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
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment
.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
 redemption amount received by shareholders may be less than $10.00 per public share
.
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
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers
.
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
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per share redemption amount received by public shareholders may be less than $10.00 per share
.
The proceeds held in the trust account will be invested only in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share
of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.00 per share.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
 petition or an involuntary bankruptcy or
 winding-up
 petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages
.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up
 petition or an involuntary bankruptcy or
 winding-up
 petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
 amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced
.
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
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations
.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(06) Market Information
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
I Dividends
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
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s discussion and analysis of financial condition and results of operations
References to the “Company,” “us,” “our” or “we” refer to Avanti Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.
In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Avanti Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, as previously revised in the 2020 Form 10-K/A No. 1, and (ii) FY 2020 statements as previously revised in the 2020 Form 10-K/A No. 1.
We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on October 6, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of our Company.
On November 24, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance sheet, as previously revised in the 2020 Form 10-K/A No. 1, (ii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 12, 2021 and (iv) Q2 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.
The restatement does not have an impact on our cash position.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
Net Income (Loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.
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
under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K/A
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Restatement of Previously Issued Financial Statements
We revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Explanatory Note of Amendment Number 1. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total stockholders’ equity, or cash flows.
We revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A ordinary share subject to possible redemption and restate its earnings per share calculation, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

(10)
LCG Holdings LLC (“LCG Holdings”), as the general partner of the Onshore Fund, the Offshore Master Fund and Luxor Wavefront, LP (the “Wavefront Fund”) may be deemed to have beneficially owned the 4,864 Class A Ordinary Shares beneficially owned by the Onshore Fund, the Offshore Master Fund and the Wavefront Fund; Lugard Road Capital GP, LLC (“Lugard GP”), as the general partner of the Lugard Master Fund, may be deemed to have beneficially owned the 354,403 Class A Ordinary Shares beneficially owned by the Lugard Master Fund; Mr. Jonathan Green, as a managing member of Lugard GP, may be deemed to have beneficially owned the 354,403 Class A Ordinary Shares beneficially owned by Lugard GP; Luxor Capital Group, LP (“Luxor Capital Group”), as the investment manager of the Onshore Fund, the Offshore Feeder Fund, the Offshore Master Fund, the Lugard Master Fund and the Wavefront Fund (collectively, the “Funds”), may be deemed to have beneficially owned the 359,267 Class A Ordinary Shares beneficially owned by the Funds; Luxor Management, LLC (“Luxor Management”), as the general partner of Luxor Capital Group, may be deemed to have beneficially owned the 359,267 Class A Ordinary Shares beneficially owned by Luxor Capital Group; and Mr. Christian Leone, as the managing member of Luxor Management, may be deemed to have beneficially owned the 359,267 Class A Ordinary Shares beneficially owned by Luxor Management. The principal business address of each of the Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, Lugard GP, LCG Holdings, Mr. Green and Mr. Leone is 1114 Avenue of the Americas, 28
th
Floor, New York, New York 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund and the Lugard Master Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman,
KY1-1104,
Cayman Islands.

(11)
Represents 7,170,000 Class A Ordinary Shares held by (i) Falcon Edge Capital, LP a Delaware limited partnership, and the investment manager of certain affiliated funds (the “Falcon Edge Funds”) held by the Falcon Edge Funds; and (ii) Mr. Richard Gerson who serves as the Chairman and Chief Investment Officer of the Investment Manager, with respect to the Class A Ordinary Shares held by the Falcon Edge Funds. The address of their business office is 660 Madison Avenue, 19 th
Floor, New York, New York 10065.

(12)
Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for Citadel Equity Fund Ltd., a Cayman Islands company (“CEFL”), and Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”). Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors. Citadel GP LLC (“CGP”) is the general partner of CAH. CALC IV LP (“CALC4”) is the non-member
manager of Citadel Securities LLC (“Citadel Securities”). Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP beneficially owns 2,617,232 Class A Ordinary Shares. Citadel Securities beneficially owns 193,039 Class A Ordinary Shares. Each of CALC4 and CSGP beneficially own 193,039 Class A Ordinary Shares. Mr. Griffin beneficially owns 2,810,271 Class A Ordinary Shares. The address of each of their principal business office is 131 S. Dearborn Street, 32 nd
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
within
any 30-trading day
period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfer (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our Sponsor or their affiliates, any affiliates of our Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our Sponsor’s organizational documents upon liquidation or dissolution of our Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination;
 provided
, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.
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
Audit Fees
. During the period from July 24, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $70,930 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form
10-K/A.
Audit-Related Fees.
During the period from July 24, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from July 24, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $3,500 for the services Withum performed in connection with our tax compliance, tax advice and tax planning.
All Other Fees
. During the period from July 24, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)

10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors.(1)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

10.6	Forward Purchase Agreement between the Company and the Sponsor.(1)

21	List of Subsidiaries.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 06, 2020
Item 16. Form
10-K/A
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.
December 21, 2021

AVANTI ACQUISITION CORP.

/s/ Nassef Sawiris
Name: Nassef Sawiris
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K/A
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nassef Sawiris	Chairman and Chief Executive Officer	December 21, 2021
Nassef Sawiris	(Principal Executive Officer)

/s/ Johann Dumas	Chief Financial Officer	December 21, 2021
Johann Dumas	( Principal Financial and Accounting Officer )

/s/ Colin Hall	Director	December 21, 2021
Colin Hall

/s/ Brent Hoberman	Director	December 21, 2021
Brent Hoberman

/s/ Sophie Krishnan	Director	December 21, 2021
Sophie Krishnan

/s/ Roberto Mignone	Director	December 21, 2021
Roberto Mignone

AVANTI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Avanti Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Avanti Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from July 24, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
July 8, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 21, 2021

AVANTI ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED – see Note 2)

ASSETS
Current assets
Cash	$1,194,821
Prepaid expenses	20,949

Total Current Assets	1,215,770
Marketable securities held in Trust Account	600,008,617

TOTAL ASSETS	$601,224,387

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,250
Accrued offering costs	3,193

Total Current Liabilities	5,443
FPA liability	8,483,278
Warrant liabilities	66,440,000
Deferred underwriting fee payable	21,000,000

Total Liabilities	95,928,721

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 60,000,000 shares at $10.00 per share	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 60,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	—
Accumulated deficit	(94,705,834)

Total Shareholders’ Deficit	(94,704,334)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$601,224,387

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – see Note 2)

Formation and operating costs	$225,770

Loss from operations	(225,770)
Other income (expense):
Change in fair value of warrant liabilities	(11,440,000)
Loss on initial issuance of private warrants	(3,500,000)
Transaction costs allocable to warrants	(2,115,252)
Change in fair value of FPA liability	(8,483,278)
Interest earned on marketable securities held in Trust Account	8,617

Other expense, net	(25,529,913)

Net Loss	$(25,755,683)

Weighted average shares outstanding of Class A ordinary shares	32,452,830

Basic and diluted net loss per share, Class A	$(0.54)

Weighted average shares outstanding of Class B ordinary shares	15,000,000

Basic and diluted net loss per share, Class B	$(0.54)

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – see Note 2)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Forfeiture of Founder Shares	—	—	(2,250,000)	(225)	225	—	—
Accretion of Class A ordinary share subject to possible redemption amount	—	—	—	—	(23,500)	(68,950,151)	(68,973,651)
Net loss	—	—	—	—	—	(25,755,683)	(25,755,683)

Balance — December 31, 2020	—	—	15,000,000	$1,500	—	$(94,705,834)	(94,704,334)

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – See Note 2)

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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on July 12, 2021, to classify all Class A ordinary share subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary share in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary share subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary share as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on July 12, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021. See Note 3 and 7, which have been updated to reflect the restatement contained in this Annual Report.
Impact of the Restatement
The impact of the restatement on the Post IPO Balance Sheet as of October 6, 2020 is presented below.

As of October 6, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary share subject to possible redemption	$520,278,790	$79,721,210	$600,000,000
Class A ordinary share	$797	$(797)	$—
Additional paid-in capital	$10,770,037	$(10,770,037)	$—
Accumulated deficit	$(5,772,552)	$(68,950,376)	$(74,722,928)
Total shareholders’ equity (deficit)	$5,000,007	$(79,721,210)	$(74,721,203)
Number of shares subject to redemption	52,027,879	7,972,121	60,000,000
The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary share subject to possible redemption	$500,295,600	$99,704,340	$600,000,000
Class A ordinary share	$997	$(997)	$—
Additional paid-in capital	$30,753,192	$(30,753,192)	$—
Accumulated deficit	$(25,755,683)	$(68,950,151)	$(94,705,834)
Total shareholders’ equity (deficit)	$5,000,006	$(99,704,340)	$(94,704,334)
Number of shares subject to redemption	50,029,566	9,970,434	60,000,000
The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$520,278,790	$(520,278,790)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(19,983,130)	$19,983,130	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the period From July 24, 2020 (Inception) Through December 31, 2020
Basic and diluted weight average shares outstanding, ordinary shares subject to possible redemption	60,000,000	(60,000,000)	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weight average shares outstanding, Non-redeemable ordinary shares	15,000,000	(15,000,000)	—
Basic and diluted net income per share, ordinary shares subject to possible redemption	$(1.72)	$1.72	$—
Weighted average shares outstanding - Class A ordinary share	—	32,452,830	32,452,830
Basic and diluted l oss per share - Class A ordinary share	$—	$(0.54)	$(0.54)
Weighted average shares outstanding - Class B ordinary share	—	15,000,000	15,000,000
Basic and diluted loss per share - Class B ordinary share	$—	$(0.54)	$(0.54)
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
Subsequent to our previously issued Form 10-K/A on July 8, 2021, in connection
with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
At December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary share for the period presented.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary share:

	For The Period From July 24, 2020 (inception) through December 31,2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(17,614,225)	$(8,141,458)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,452,830	15,000,000

Basic and diluted net loss per ordinary share	$(0.54)	$(0.54)

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Class
 A
Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share At December 31, 2020, 60,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
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