Form 10-Q/A
period 2021-09-30
Avanti Acquisition Corp.
filed 2021-12-22
CIK 1819608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
December
21
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

i

EXPLANATORY NOTE
Avanti Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 15, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.
Restatement Background
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary share, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on October 6, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated Memorandum and Articles of Association. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income and losses of the Company.
On November 24, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 12, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and restate earnings per share and
should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.
The restatement does not have an impact on the Company’s cash position.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 29, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 24, 2020 (inception) through September 30, 2020
Operating costs	$274,019	$973,271	$8,130

Loss from operations	(274,019)	(973,271)	(8,130)

Other income:
Interest earned on investments held in Trust Account	9,219	27,355	—
Change in fair value of warrant liabilities	17,160,000	37,840,000	—
Change in fair value of FPA liabilities	1,291,669	7,458,284	—

Total other income	18,460,888	45,325,639	—

Net income (loss)	$18,186,869	$44,352,368	$(8,130)

Weighted average shares outstanding, Class A ordinary shares	60,000,000	60,000,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.24	$0.59	—

Weighted average shares outstanding, Class B ordinary shares	15,000,000	15,000,000	15,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.24	$0.59	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	15,000,000	$1,500	$—	$(94,705,834)	$(94,704,334)
Net income	—	—	—	—	—	24,902,196	24,902,196

Balance — March 31, 2021 (as restated, see Note 2)	—	$—	15,000,000	$1,500	$—	$(69,803,638)	$(69,802,138)
Net income	—	—	—	—	—	1,263,303	1,263,303

Balance — June 30, 2021 (as restated, see Note 2)	—	$—	15,000,000	$1,500	$—	$(68,540,335)	$(68,538,835)
Net income	—	—	—	—	—	18,186,869	18,186,869

Balance — September 30, 2021	—	$—	15,000,000	$1,500	$—	$(50,353,466)	$(50,351,966)

FOR THE PERIOD FROM JULY 24, 2020 (INCEPTION) THROUGH SEPTEMBER
30
, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance — July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	17,250,000	1,725	23,275	—	25,000
Net loss	—	—	—	—	—	(8,130)	(8,130)

Balance — September 30, 2020	—	$—	17,250,000	$1,725	$23,275	$(8,130)	$16,870

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Management determined it should restate its previously reported condensed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration redemption cannot result in net tangible assets being less than
$
5,000,001
.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company restate
d
this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary share as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A Ordinary Shares.
In connection with the change in presentation for the Class A Ordinary Shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) pro rata of Class A and Class B Ordi
n
ary Shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s condensed financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$525,197,860	$74,802,140	$600,000,000
Class A ordinary shares	$748	$(748)	$—
Additional paid-in capital	$5,851,241	$(5,851,241)	$—
Retained earnings/(Accumulated deficit)	$(853,487)	$(68,950,151)	$(69,803,638)
Total Shareholders’ Equity (Deficit)	$5,000,002	$(74,802,140)	$(69,802,138)
Class A Ordinary shares subject to possible redemption	52,519,786	7,480,214	60,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$526,461,160	$(73,538,840)	$600,000,000
Class A ordinary shares	$735	$(735)	$—
Additional paid-in capital	$4,587,954	$(4,587,954)	$—
Retained earnings/(Accumulated deficit)	$409,816	$(68,950,151)	$(68,540,335
Total Shareholders’ Equity (Deficit)	$5,000,005	$(73,538,840)	$(68,538,835)
Class A Ordinary shares subject to possible redemption	52,646,116	7,353,884	60,000,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	60,000,000	(60,000,000)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	15,000,000	(15,000,000)	—
Basic and diluted net income per share, Non-redeemable ordinary shares	$1.66	$(1.66)	$—
Basic and diluted weighted average shares outstanding, Class A ordinary shares	—	60,000,000	60,000,000
Basic and diluted net loss per share, Class A ordinary share	$—	$0.33	$0.33
Basic and diluted weighted average shares outstanding, Class B ordinary share	—	15,000,000	15,000,000
Basic and diluted net income per share, Class B ordinary share	$—	$0.33	$0.33

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	60,000,000	(60,000,000)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	15,000,000	(15,000,000)	—
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.08	$(0.08)	$—
Basic and diluted weighted average shares outstanding, Class A ordinary shares	—	60,000,000	60,000,000
Basic and diluted net loss per share, Class A ordinary share	$—	$0.02	$0.02
Basic and diluted weighted average shares outstanding, Class B ordinary share	—	15,000,000	15,000,000
Basic and diluted net income per share, Class B ordinary share	$—	$0.02	$0.02

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	60,000,000	(60,000,000)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	15,000,000	(15,000,000)	—
Basic and diluted net income per share, Non-redeemable ordinary shares	$1.74	$(1.74)	$—
Basic and diluted weighted average shares outstanding, Class A ordinary shares	—	60,000,000	60,000,000
Basic and diluted net loss per share, Class A ordinary share	$—	$0.35	$0.35
Basic and diluted weighted average shares outstanding, Class B ordinary share	—	15,000,000	15,000,000
Basic and diluted net income per share, Class B ordinary share	$—	$0.35	$0.35

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Non-Cash investing and financial activities :
Change in value of Class A ordinary shares subject to possible redemption	(24,902,200)	24,902,200	—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Non-Cash investing and financial activities :
Change in value of Class A ordinary shares subject to possible redemption	26,165,500	(26,165,500)	—
The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and foot
n
otes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A,
as filed with the SEC on December [    ], 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. This method would view the end of the reporting period as if it were also the redemption date for the security.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income
per ordinary shares is the same as basic net loss per ordinary share for the periods presented.

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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than in Note 2 – Restatement of Previously Issued Financial Statements, that would have required adjustment or disclosure in the condensed financial statements.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of October 6,2020, December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary share subject to possible redemption. We previously determined the Class A ordinary share subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary share issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary share subject to possible redemption, resulting in the Class A ordinary share subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary share subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary share. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income and losses of the Company.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
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
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequently in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

AVANTI ACQUISITION CORP.

Date: December 21, 2021		/s/ Nassef Sawiris
	Name:	Nassef Sawiris
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Johann Dumas
	Name:	Johann Dumas
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)