Form 10-K
period 2021-12-31
Avanti Acquisition Corp.
filed 2022-03-31
CIK 1819608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares, par value $0.0001 held by non-affiliates, computed
by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the New York Stock Exchange (“NYSE”), was approximately $584.4 million (based on the closing sales price of the AVAN on June 30, 2021 of $9.74).
As of March 3

, 2022
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $67,132 in our operating bank account and working capital deficit of $128,727. Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful.
If we do not consummate an initial business combination by October 6, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.
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
Joint Experience
Our founders share successful experiences in working efficiently together on major investments and being engaged shareholders represented at board levels of Lafarge and its successor, Holcim (for 11 years) and adidas (for four years).
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
Financial Position
As of December 31, 2021, we had approximately $580,000,000 available to consummate an initial business combination, after payment of the expenses of our initial public offering and $21,000,000 of deferred underwriting fees, excluding any proceeds that we may receive pursuant to the forward purchase agreement, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $67,132 held outside the trust account (as of December 31, 2021) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $67,132 held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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
Pursuant to the restatement described below relating to the period ended December 31, 2020, we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Following this issuance of the SEC Statement, on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting.
In addition, as described in more detail in the Amendment No. 2 of the
10-K
for the period ended December 31, 2020, which was filed on December 21, 2021, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
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
As a result of such material weakness, the improper valuation of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering, the restatement of our earnings per share calculation and the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.
4
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

4	Note to Calabrese: to discuss whether these two risk factors are necessary

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
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until October
 6, 2022, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination
.
As of December 31, 2021, we had $67,132 in cash held outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
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
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
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
(b) Holders
As of December 31, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of our Class B ordinary shares, and two holders of our warrants.
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
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.
There were no unregistered securities to report which have not been previously included in an Annual Report on Form
10-K,
a Quarterly Report on Form
10-Q
or a Current Report on Form
8-K.
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
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.

Overview
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the year ended December 31, 2021, we had a net income of $46,559,048, which consists of the change in fair value of warrants of $40,392,000, change in fair value of FPA liability of $7,468,281 and interest income on marketable securities held in the Trust Account of $37,821 offset by operating costs of $1,339,054.
For the period from July 24, 2020 (inception) through December 31, 2020, we had a net loss of $25,755,683, which consisted of change in fair value of warrants of $14,940,000. Transaction cost allocable to warrants of $2,115,252, change in fair value of FPA liability of $8,483,278 and operating expenses of $225,770, offset by interest earned on marketable securities held in the Trust Account of $8,617.
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
For the year ended December 31, 2021, cash used in operating activities was $1,592,732. Net income of $46,559,048 was affected by interest earned on investments held in the Trust Account of $37,821, change in fair value of warrant liabilities of $40,392,000 and change in fair value of FPA liability of $7,468,281. Changes in operating assets and liabilities, which used $253,678 of cash from operating activities.
For the period from July 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $217,669. Net loss of $25,755,683 was affected by change in fair value of FPA liability of $8,483,278, change in fair value of warrant liability of $14,940,000, transaction cost allocable to warrants of $2,115,252, interest earned on investments held in the Trust Account of $8,617 and changes in operating assets and liabilities, which provided $8,101 of cash from operating activities.
At December 31, 2021, we had cash and investments held in the Trust Account of $600,046,438. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
On December 31, 2021, we had cash of $67,132 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 6, 2022 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant and Forward Purchase Agreement Liabilities
The Company accounts for the Warrants and FPA in accordance with the guidance contained in Accounting Standards Codification (“ASC”)
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants and Private Placement Warrants have been estimated using the Public Warrants’ quoted market price. The FPA is valued using an adjusted net assets method.
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.
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
(“ASU
2020-06”),
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
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

Changes in Internal Control over Financial Reporting
Other than those described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
6
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Annual Report on Form
10-K,
our directors and officers are as follows:

Name	Age	Position
Nassef Sawiris	61	Chairman and Chief Executive Officer
Johann Dumas	42	Chief Financial Officer
Colin Hall	51	Director
Brent Hoberman	53	Director
Sophie Krishnan	46	Director
Roberto Mignone	50	Director
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
Mr. Sawiris currently serves as the executive chairman of OCI N.V. (since August 2020) and as a member of the supervisory board of adidas (since June 2016). Mr. Sawiris has previously served as the chief executive officer of OCI N.V. (from January 2013 to July 2020) and as its chief executive officer (from March 1998 to January 2013) when it was operating under its previous name, Orascom Construction Industries S.A.E. In addition, Mr. Sawiris has previously served as a director of Holcim (from July 2015 to May 2019), having been a director of Lafarge S.A. prior to its merger with Holcim Ltd in 2015, and as non-executive
chairman of Orascom Construction PLC (from March 2015 to May 2016), previously Orascom Construction Ltd.
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
Mr. Sawiris’ current mandates include:

•	executive chairman of NNS S.à r.l.-SPF, the Luxembourg-based parent company of the NNS Group;

•	chairman & chief executive officer of NNS Advisers Limited;

•	executive chairman of NNS UK Investment S.à r.l.-SPF, the Luxembourg-based parent company of the NNS UK Group;

•	executive chairman of OCI N.V., a leading nitrogen fertilizer & chemicals producer listed on the Euronext Amsterdam;

•	member of the supervisory board of adidas, the leading European sportswear company;

•	executive chairman of Aston Villa Football Club;

6	Note to Company: please review and confirm if any updates are required (please review description of sponsors, bios of directors and officers)

•	chief executive officer of Fertiglobe Holding Limited;

•	director of Orascom Construction Industries S.A.E.;

•	director of Firewater LLC;

•	director of Middle East Petrochemical Corporation;

•	director of OS Holding;

•	director of NNS City; and

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
Colin Hall
 is a member of our board of directors. Mr. Hall is also vice-chairman of the board of Sienna Capital. Mr. Hall joined GBL in 2012, and he was appointed as the head of investments in 2016 until 2021. Mr. Hall is currently an investment partner at GBL. In addition to his role at GBL, Mr. Hall was chief executive officer of Sienna Capital from June 2013 until June 2020. Mr. Hall led the development of Sienna Capital since its inception in 2013 and was instrumental to the strategic transformation of Sienna Capital from a fund manager seeding platform to a multi-asset class investment manager with direct investing capability. Since joining GBL, and recently in his capacity as the head of investments, Mr. Hall oversaw significant portfolio asset rotation by GBL. Since 2012, total purchased assets amounted to approximately €12.1 billion and total divestments of assets were approximately €13.0 billion. Over his
25-year
investment career, Mr. Hall has gained experience as a member of multiple public and private company boards.
Mr. Hall has served on public company boards across Europe including in Germany, France, Spain, Belgium and Switzerland. Mr. Hall has previously served as a board member of Kartesia Management S.A. (from August 2013 to November 2019), Parques ReunidosServicios Centrales S.A. (from April 2017 to April 2019) and Umicore (from April 2016 to April 2019). He currently represents GBL on three public company boards, Imerys (since December 2015), Holcim (since May 2019) and GEA (since November 2018). In addition, Mr. Hall also sits on the board of Webhelp, a European leader in the customer relationship management—business process outsourcing. Mr. Hall began his career working for the Merchant Banking Division of Morgan Stanley in 1995. Between 1997 and 2008, Mr. Hall held various positions within the private equity firm Rhône Group in New York and London. From 2009 to 2011, Mr. Hall was a partner in a hedge fund sponsored by Julian Robertson of Tiger Management. He holds a bachelor of arts degree with high honors from Amherst College and a master of business administration degree from the Stanford University Graduate School of Business.
Brent Hoberman
 is a member of our board of directors. Mr. Hoberman is
co-founder
and executive chairman of Founders Factory, global venture studios, seed programmes and accelerator programmes (since 2015); Founders Forum, a global community of founders, corporates and tech leaders (since 2006); and firstminute capital, a $300 million seed fund with global remit, backed by over 100 unicorn founders (since 2017). Previously, Mr. Hoberman co-founded
Made.com in 2010, which went public in 2021 with a valuation of approximately $1.1 billion and lastminute.com in 1998, of which he served as the chief executive officer from its inception, and sold it in 2005 to Sabre based on an equity value of $1.1 billion. Mr. Hoberman has co-founded
technology businesses that include Karakuri, a provider of robotics, artificial intelligence and automation systems; Founders Intelligence, an entrepreneur-powered consultancy, which was recently acquired by Accenture; EQL:HER, a network taking action to change the underrepresentation of women in technology; Founders Keepers, a technology executive search firm; Founders of the Future, a network that identifies and supports aspiring entrepreneurs; Founders Pledge, a community for entrepreneurs committed to finding and funding solutions to global challenges; Grip., an artificial intelligence powered event networking solution; Framework, a new type of on-demand business school; and most recently 01 Founders, a network of free-to-access coding schools with a job guarantee.
Mr. Hoberman is chairman of the Karakuri board and sits on the advisory boards of Google Cloud, The Royal Academy, the UK Government Digital Service and the WEF Digital Europe Group. He is also a Male Champion of Change for The Global Tech Group, has been an advisor to four UK prime ministers and was appointed Commander of the Most Excellent Order of the British Empire for services to entrepreneurship in 2015.

Previously, Mr. Hoberman was Chairman of the Oxford Foundry advisory board from its inception, chaired The Royal Foundation Taskforce on the Prevention of Cyberbullying for The Duke of Cambridge, and further former advisory board roles include TalkTalk, TimeOut, The Guardian Media Group, Shazam Entertainment, Eton College, Imperial College Innovation Fund and The Economist.
Sophie Krishnan
 is a member of our board of directors. Most recently, Mrs. Krishnan served as the chief executive officer of CarNext B.V. from July 2021 to December 2021. Mrs. Krishnan served as the chief operations officer of WorldRemit in London from November 2019 to 2021 where she was responsible of the company’s growth and operations. She served at Trainline in London from 2016 to 2018, first as General Manager for the business-to-business
division and then for the UK Consumer. She also worked at Egencia, a company of the Expedia Group, as Vice President of Product and Marketing from 2014 to 2016, and as Vice President of Business Development and Strategy from 2012 to 2014 in London and Seattle. She served at Bain & Co. from 2005 to 2011 as a Manager in San Francisco and Paris. She started her career at Investor Growth Capital as an Associate from 1997 to 2002 in London and New York. Mrs. Krishnan holds a double degree from London School of Economics and EDHEC, and an MBA from Stanford Graduate School of Business.
Roberto Mignone
 is a member of our board of directors. Mr. Mignone founded Bridger Management, LLC in 2000, where he is the Managing Partner with principal responsibility for investments predominantly in public and private global equities, with particular focus in global consumer, technology, healthcare, and leisure sectors. He also co-founded
Blue Ridge Capital LLC in 1996 as a Partner and Senior Research Analyst with broad responsibility for the firm’s research in public equities. He is a director of Teva Pharmaceuticals, a global pharmaceutical company, where he chairs the Finance Committee and serves on the Governance and Audit committees. Mr. Mignone holds an AB, cum laude degree from Harvard College and an MBA from Harvard Business School.
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
Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Brent Hoberman and Sophie Krishnan are independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.
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
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:
7

Individual	Entity	Entity’s Business	Affiliation
Nassef Sawiris	OCI N.V. (1)	Nitrogen fertilizer and chemicals producer	Executive Chairman
	adidas AG	European sportswear company	Member of the Supervisory Board
	NNS S.à r.l.-SPF (1)	Parent company of the NNS Group	Executive Chairman
	NNS Advisers Limited	Investment advisory company to the NNS Group and NNS UK Group	Chief Executive Officer / Chairman
	Aston Villa Football Club	Professional British football club	Executive Chairman
	NNS UK Investment S.à r.l.-SPF	Parent company of the NNS UK Group	Executive Chairman
	OS Holding	Private investment company	Director
	NNS City	Private investment company	Director
Colin Hall	Groupe Bruxelles Lambert	Holding investment company	Investment Partner
	Sienna Capital	Holding investment company	Director / Vice Chairman
	Imerys	Production and processing of industrial minerals	Director
	GEA Group AG	Suppliers for food processing technology and of related industries	Director
	Holcim Ltd	Global leader in building materials and solutions	Director
	Ergon Capital Partners	Holding investment company	Director
	Ergon Capital Partners II	Holding investment company	Director
	Ergon Capital Partners III	Holding investment company	Director

7	Note to Company: please review and confirm if any updates to the table are required

Individual	Entity	Entity’s Business	Affiliation
	Marnix French ParentCo	Customer management and business process outsourcing	Director
	Globality Inc.	Smart sourcing platform for business services	Director
Johann Dumas	Sienna Capital Participations S.à r.l.	Holding investment company	Director
	Sienna Capital Coinvest Master S.à r.l.	Holding investment company	Director
	Sienna Capital Opportunity GP S.à r.l.	Holding investment company	Director
	SC Opportunity Master S.à r.l.	Holding investment company	Director
	Sienna Capital Management S.A	Holding and investment management	Director
	Sienna IM Digital GP S.à r.l.	Holding investment company	Director
Brent Hoberman	Founders Factory	Multi-sector accelerator and incubator	Co-Founder and Executive Chairman
	Firstminute Capital	Seed fund	Co-Founder and Executive Chairman
	Founders Forum	Private network for digital and technology entrepreneurs	Co-Founder and Executive Chairman
	Karakuri	Food and technology industry	Executive Chairman
	Grip.events	Event networking solution	Co-Founder and Chairman
Roberto Mignone	Teva Pharmaceuticals	Pharmaceutical company	Director
	Bridger Management LLC (1)	Investment fund	Founder and Managing Partner

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

On July 25, 2020, affiliates of our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 14,375,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. On October 1, 2020, we effected a share capitalization resulting in our initial shareholders holding 17,250,000 Class B ordinary shares (of which 2,250,000 Class B ordinary shares were surrendered to us for no consideration by our Sponsor upon the expiry of the underwriters’ over-allotment option on November 20, 2020). Each of our independent directors currently owns 25,000 of the Class B ordinary shares noted above, which were transferred from our Sponsor to them in September 2020. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The post-offering percentages in the following table assume that there are 75,000,000 ordinary shares issued and outstanding after the initial public offering.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned (2)		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Voting Control
Avanti Acquisition SCSp (our Sponsor) (3)	14,925,000	(4)	99.6%	—		—	19.9%
Nassef Sawiris	—	(5)	—	—		—	—
Colin Hall	—	(5)	—	—		—	—
Johann Dumas	—	(5)	—	—		—	—
Brent Hoberman	25,000			—		—
Sophie Krishnan	25,000	*		—		—
Roberto Mignone	25,000	*		100,000	(6)	*	*
All officers and directors as a group (six individuals)	75,000	*		—		—
Luxor Capital Partners, LP (7)(10)	—		—	2,953	*		*
Luxor Capital Partners Offshore Master Fund, LP (8)(10)	—		—	1,911	*		*
Lugard Road Capital Master Fund, LP (9)(10)	—		—	354,403	*		*
Falcon Edge Capital, LP (11)	—		—	7,170,000		11.9%	9.6%
Citadel Advisors LLC (12)	—		—	2,011,902		3.4%	2.7%
Baupost Group, L.L.C. (13)	—		—	4,000,000		6.7%	5.3%
Vellar Opportunities Fund Master, Ltd. (14)	—		—	100,000			*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
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
(6)
Represents Class A Ordinary Shares held of record by Swiftcurrent Partners, L.P. and Swiftcurrent Offshore Master, Ltd. (the “Funds”). Bridger Management, LLC is the investment adviser to the Funds and Mr. Roberto Mignone is the manager of Bridger Management, LLC.

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
th
Floor, New York, New York 10065.

(12)
Citadel Advisors LLC (“Citadel Advisors”) is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”). Citadel Advisors Holdings LP (“CAH”) is the sole member of Citadel Advisors. Citadel GP LLC (“CGP”) is the general partner of CAH. Citadel Securities Group LP (“CALC4”) is the non-member
manager of Citadel Securities LLC (“Citadel Securities”). Citadel Securities GP LLC (“CSGP”) is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP beneficially owns 1,768,532 Class A Ordinary Shares. Citadel Securities beneficially owns 243,370 Class A Ordinary Shares. Each of CALC4 and CSGP beneficially own 243,370 Class A Ordinary Shares. Mr. Griffin beneficially owns 2,011,902 Class A Ordinary Shares. The address of each of their principal business office is 131 S. Dearborn Street, 32 nd
Floor, Chicago, Illinois 60603.

(13)
Each of Baupost Group, L.L.C. (“Baupost”), Baupost Group GP, L.L.C. (“BG GP”) and Seth A. Klarman beneficially own 4,000,000 Class A Ordinary Shares. Securities reported on Schedule 13G as being beneficially owned by Baupost were purchased on behalf of certain of various private investment limited partnerships. The address of each of reporting persons’ principal business office is 10 St. James Avenue, Suite 1700 Boston, Massachusetts 02116.

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
Promissory Notes — Related Parties
On July 25, 2020, the Company issued an unsecured promissory note (the “2020 Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The 2020 Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2020 and the completion of the Initial Public Offering. The outstanding borrowings of $300,000 under the 2020 Promissory Note was repaid on October 16, 2020.
On December 24, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $750,000. The 2021 Promissory Note was non-interest
bearing and payable on the earlier of October 6, 2022 and the completion of the Company’s initial business combination. As of December 31, 2021, there was $468,236 outstanding under the 2021 Promissory Note.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans, respectively.
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

Audit Fees
. For the year ended December 31, 2021 and for the period from July 24, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $99,396 and $70,930, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
For the year ended December 31, 2021 and for the period from July 24, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the year ended December 31, 2021 and for the period from July 24, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. For the year ended December 31, 2021 and for the period from July 24, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)

10.4	Letter Agreement among the Company, the Sponsor, and the Company’s officers and directors.(1)

10.5	Administrative Services Agreement between the Company and the Sponsor.(1)

10.6	Forward Purchase Agreement between the Company and the Sponsor.(1)

21	List of Subsidiaries.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 06, 2020
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 31, 2022

AVANTI ACQUISITION CORP.

/s/ Nassef Sawiris
Name: Nassef Sawiris
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nassef Sawiris	Chairman and Chief Executive Officer	March 31, 2022
Nassef Sawiris	(Principal Executive Officer)

/s/ Johann Dumas	Chief Financial Officer	March 31, 2022
Johann Dumas	( Principal Financial and Accounting Officer )

/s/ Colin Hall	Director	March 31, 2022
Colin Hall

/s/ Brent Hoberman	Director	March 31, 2022
Brent Hoberman

/s/ Sophie Krishnan	Director	March 31, 2022
Sophie Krishnan

/s/ Roberto Mignone	Director	March 31, 2022
Roberto Mignone

AVANTI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Avanti Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Avanti Acquisition Corp. (the “Company”), as of December 31, 2021, and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended and-for the period from July 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 6, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/
WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 3
1
, 2022
PCAOB ID Number

AVANTI ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$67,132	$1,194,821
Prepaid expenses	375,624	20,949

Total Current Assets	442,756	1,215,770
Investments held in Trust Account	600,046,438	600,008,617

TOTAL ASSETS	$600,489,194	$601,224,387

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$103,247	$2,250
Accrued offering costs	—	3,193
Promissory note – related party	468,236	—

Total Current Liabilities	571,483	5,443
FPA liabilities	1,014,997	8,483,278
Warrant liabilities	26,048,000	66,440,000
Deferred underwriting fee payable	21,000,000	21,000,000

TOTAL LIABILITIES	48,634,480	95,928,721

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 60,000,000 shares at $10.00 per share as of December 31, 2021 and 2020	600,000,000	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding shares subject to redemption, at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at December 31, 2021 and 2020	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(48,146,786)	(94,705,834)

Total Shareholders’ Deficit	(48,145,286)	(94,704,334)

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$600,489,194	$601,224,387

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from July 24, 2020 (Inception) Through December 31, 2020
Operating costs	$1,339,054	$225,770

Loss from operations	(1,339,054)	(225,770)

Other income (expenses):
Interest earned on investments held in Trust Account	37,821	8,617
Change in fair value of FPA liabilities	7,468,281	(8,483,278)
Change in fair value of warrant liabilities	40,392,000	(11,440,000)
Loss on initial issuance of private warrants	—	(3,500,000)
Transaction costs incurred in connection with IPO	—	(2,115,252)

Total other income (expenses), net	47,898,102	25,529,913

Net income (loss)	$46,559,048	$(25,755,683)

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	60,000,000	32,452,830

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.62	$(0.54)

Weighted average shares outstanding, Class B ordinary shares	15,000,000	15,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.62	$(0.54)

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s (Deficit)
	Shares	Amount	Shares	Amount
Balance — July 24, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	17,250,000	1,725	23,275	—	25,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(23,500)	(68,950,151)	(68,973,651)
Forfeiture of Founder Shares	—	—	(2,250,000)	(225)	225	—	—
Net loss	—	—	—	—	—	(25,755,683)	(25,755,683)

Balance — December 31, 2020	—	$—	15,000,000	$1,500	$—	$(94,705,834)	$(94,704,334)
Net income	—	—	—	—	—	46,559,048	46,559,048

Balance — December 31, 2021	—	$—	15,000,000	$1,500	$—	$(48,146,786)	$(48,145,286)

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from July 24, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$46,559,048	$(25,755,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(40,392,000)	11,440,000
Loss on initial issuance of private warrants	—	3,500,000
Change in fair value of FPA liability	(7,468,281)	8,483,278
Transaction costs incurred in connection with IPO	—	2,115,252
Interest earned on investments held in Trust Account	(37,821)	(8,617)
Changes in operating assets and liabilities:
Prepaid expenses	(354,675)	5,851
Accounts payable and accrued expenses	100,997	2,250

Net cash used in operating activities	$(1,592,732)	$(217,669)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$—	$(600,000,000)

Net cash used in investing activities	$—	$(600,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$588,000,000
Proceeds from sale of Private Placements Warrants	—	14,000,000
Advances from - related party	—	4,757,468
Repayment of advances from related party	—	(4,757,468)
Proceeds from promissory note - related party	468,236	142,532
Repayment of promissory note - related party	—	(300,000)
Payment of offering costs	(3,193)	(430,042)

Net cash provided by financing activities	$465,043	$601,412,490

Net Change in Cash	$(1,127,689)	$1,194,821
Cash – Beginning of period	1,194,821	—

Cash – End of period	$67,132	$1,194,821

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Offering costs paid through promissory note - related party	$—	$130,668

Payment of prepaid expenses through promissory note - related party	$—	$26,800

Deferred underwriting fee payable	$—	$21,000,000

The accompanying notes are an integral part of these financial statements.

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Going Concern and Liquidity
As of December 31, 2021, the Company had $67,132 in its operating bank accounts and working capital deficit of $128,727.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 4), advances from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note and the Advances from Related Party were repaid on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to

$1,500,000 (see Note 4). As of December 31, 2021, $468,236
were outstanding under the 2021 Promissory Note (as defined below).
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by October 6, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.
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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Warrant and FPA Liabilities
The Company accounts for the Warrants and FPA in accordance with the guidance contained in FASB Accounting Standards Codification (“ASC”)
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(37,500,000)
Class A ordinary shares issuance costs	(31,473,651)
Plus:
Accretion of carrying value to redemption value	68,973,651

Class A ordinary shares subject to possible redemption	$600,000,000

Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events.
The warrants are exercisable to purchase 44,000,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts:

	Year Ended December 31, 2021		For the Period from July 24, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$37,247,238	$9,311,810	$(17,614,225)	$(8,141,458)
Denominator:
Basic and diluted weighted average shares outstanding	60,000,000	15,000,000	32,452,830	15,000,000
Basic and diluted net income (loss) per ordinary share	$0.62	$0.62	$(0.54)	$(0.54)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature, except for the Warrants and FPA liability (see Note 8).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
Recent Accounting Standards
In August 2020, the FASB issued
ASU 2020-06,
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
for all convertible instruments.
ASU 2020-06 is
effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU 2020-06 would
have on its financial position, results of operations or cash flows.
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
NOTE 4 — RELATED PARTY TRANSACTIONS
Founder Shares
On July 25, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 14,375,000 Class B ordinary shares, par value $0.0001. On October 1, 2020 the Company effected a share capitalization resulting in 17,250,000 Class B ordinary shares issued and outstanding (the “Founder Shares”). All share and per-share
amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include up to 2,250,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 20, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 2,250,000 Founder Shares. Accordingly, as of December 31, 2021 and 2020, there were 15,000,000 Founder Shares issued and outstanding.
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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless.
Promissory Notes — Related Parties
On July 25, 2020, the Company issued an unsecured promissory note (the “2020 Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The 2020 Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2020 and the completion of the Initial Public Offering. The outstanding borrowings of $300,000 under the 2020 Promissory Note were repaid on October 16, 2020.
On December 24, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) to the Sponsor, pursuant to which Company could borrow up to an aggregate principal amount of $750,000. The 2021 Promissory Note was non-interest
bearing and payable on the earlier of October 6, 2022 and the completion of the Business Combination. As of December 31, 2021, there was $468,236 outstanding under the 2021 Promissory Note. The 2021 Promissory Note may be converted to private placement warrants at a conversion rate equal to $1.50 per warrant. The 2021 Promissory Note is reported at cost in the financial statements as the fair value adjustment associated with the conversion is deemed to be de minimus.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans, respectively.
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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “FPA”) with the Sponsor, pursuant to which the Sponsor committed to purchase from the Company up to 10,000,000 forward purchase units, each consisting of one Class A ordinary share (“forward purchase share”) and one-half
of one warrant to purchase one Class A ordinary share (“forward purchase warrant”), for $10.00 per unit, or an aggregate amount of up to $100,000,000, in a private placement that will close substantially concurrently with the closing of a Business Combination.
The proceeds from the sale of these forward purchase units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares and the payment of deferred underwriting commissions) and any other equity or debt financing obtained by the Company in connection with a Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Sponsor may purchase less than 10,000,000 forward purchase units. In addition, the Sponsor’s commitment under the FPA are subject to approval, prior to the Company entering into a definitive agreement for a Business Combination, of its investment committee.
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A
Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share At December 31, 2021 and 2020, there were 60,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 15,000,000 Class B ordinary shares issued and outstanding.
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
NOTE 7 — WARRANTS
As of December 31, 2021 and 2020 there were 30,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
As of December 31, 2021 and 2020 there were 14,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
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
NOTE 8 — FAIR VALUE MEASUREMENTS
At December 31, 2021 and 2020, assets
held in the Trust Account were comprised of $600,046,438
and $600,008,617
in money market funds which are invested in U.S.

Treasury Securities, respectively.

During the year ended December 31, 2021 and 2020, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account	1	$600,046,438	$600,008,617
Liabilities:
Warrant Liabilities — Public Warrants	1	$17,760,000	$45,300,000
Warrant Liabilities — Private Placement Warrants	2	$8,288,000	$21,140,000
FPA Liability	3	$1,014,997	$8,483,278
The Warrants and FPA liabilities were accounted for as liabilities in accordance with ASC
815-40.
The warrant and FPA liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
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

AVANTI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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
The following table presents the quantitative information regarding Level 3 fair value measurements of the FPA liabilities:

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.06%	0.10%
Time to expiration, in Years	0.25	0.83
Unit price	$10.10	$10.84
Forward Price	$10.00	$10.00
The following table presents the changes in the fair value of FPA liabilities:

FPA
Fair value as of July 24, 2020 (inception)	$—
Initial measurement on October 6, 2020	149,170
Change in fair value	8,334,108

Fair value as of December 31, 2020	$8,483,278
Change in fair value	(7,468,281)

Fair value as of December 31, 2021	$1,014,997

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.