Form 10-Q
period 2022-03-31
Avanti Acquisition Corp.
filed 2022-05-16
CIK 1819608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
6
, 202
2, there were 60,000,000 Class A ordinary shares, $0.0001 par value and 15,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AVANTI ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

ITEM 1.	FINANCIAL STATEMENTS
AVANTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$194,134	$67,132
Prepaid expenses	339,351	375,624

Total Current Assets	533,485	442,756
Investments held in Trust Account	600,096,322	600,046,438

TOTAL ASSETS	$600,629,807	$600,489,194

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$209,861	$103,247
Promissory note – related party	843,236	468,236

Total Current Liabilities	1,053,097	571,483
FPA liabilities	29,991	1,014,997
Warrant liabilities	11,440,000	26,048,000
Deferred underwriting fee payable	21,000,000	21,000,000

TOTAL LIABILITIES	33,523,088	48,634,480

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 60,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	600,000,000	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding shares subject to redemption, at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(32,894,781)	(48,146,786)

Total Shareholders’ Deficit	(32,893,281)	(48,145,286)

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$600,629,807	$600,489,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2022
Operating costs	$390,885	$400,941

Loss from operations	(390,885)	(400,941)
Other income:
Interest earned on investments held in Trust Account	49,884	9,018
Change in fair value of FPA liabilities	985,006	5,054,119
Change in fair value of warrant liabilities	14,608,000	20,240,000

Total other income	15,642,890	25,303,137

Net income	$15,252,005	$24,902,196

Weighted average shares outstanding, Class A ordinary shares	60,000,000	60,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.20	$0.33

Weighted average shares outstanding, Class B ordinary shares	15,000,000	15,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.20	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	15,000,000	$1,500	$—	$(48,146,786)	$(48,145,286)
Net income	—	—	—	—	—	15,252,005	15,252,005

Balance—March 31, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(32,894,781)	$(32,893,281)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount
Balance —January 1, 2021	—	$—	15,000,000	$1,500	$—	$(94,705,834)	$(94,704,334)
Net income	—	—	—	—	—	24,902,196	24,902,196

Balance —March 31, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(69,803,638)	$(69,802,138)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$15,252,005	$24,902,196
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,608,000)	(20,240,000)
Change in fair value of FPA liability	(985,006)	(5,054,119)
Interest earned on investments held in Trust Account	(49,884)	(9,018)
Changes in operating assets and liabilities:
Prepaid expenses	36,273	(558,984)
Accounts payable and accrued expenses	106,614	198,018

Net cash used in operating activities	$(247,998)	$(761,907)

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	375,000	—

Net cash provided by financing activities	$375,000	$—

Net Change in Cash	$127,002	$(761,907)
Cash – Beginning of period	67,132	1,194,821

Cash – End of period	$194,134	$432,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The Company will have until October 6, 2022 to complete a Business Combination (the “Combination Period”). If the Company has not completed complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at aper-shareprice, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Going Concern and Liquidity
As of March 31, 2022, the Company had $194,134 in its operating bank accounts and working capital deficit of $519,612.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 4), advances from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note and the Advances from Related Party were repaid on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000 (see Note 4). As of March 31, 2022, $843,236
were outstanding under the 2022 Promissory Note (as defined in Note 4).
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update
(“ASU”)2014-15,
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary deficit, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(37,500,000)
Class A ordinary shares issuance costs	(31,473,651)
Plus:
Accretion of carrying value to redemption value	68,973,651

Class A ordinary shares subject to possible redemption	$600,000,000

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were
no
unrecognized tax benefits and
no
amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 44,000,000
Class A ordinary shares in the aggregate. For the three months ended March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.
As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$12,201,604	$3,050,401	$19,921,757	$4.980.439
Denominator:
Basic and diluted weighted average shares outstanding	60,000,000	15,000,000	60,000,000	15,000,000
Basic and diluted net income per ordinary share	$0.20	$0.20	$0.33	$0.33
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
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 4 — RELATED PARTY TRANSACTIONS
Founder Shares
On July 25, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 14,375,000 Class B ordinary shares, par value $0.0001. On October 1, 2020 the Company effected a share capitalization resulting in 17,250,000 Class B ordinary shares issued and outstanding (the “Founder Shares”). All share and per-share
amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include up to 2,250,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 20, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 2,250,000 Founder Shares. Accordingly, as of March 31, 2022 and December 31, 2021, there were 15,000,000 Founder Shares issued and outstanding.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Promissory Notes — Related Parties
On July 25, 2020, the Company issued an unsecured promissory note (the “2020 Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The 2020 Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2020 and the completion of the Initial Public Offering. The outstanding borrowings of $300,000 under the 2020 Promissory Note were repaid on October 16, 2020
. Borrowings under this Promissory Note are no longer available.
On December 24, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) to the Sponsor, pursuant to which Company could borrow up to an aggregate principal amount of $750,000. The 2021 Promissory Note is
non-interest
bearing and payable on the earlier of October 6, 2022 and the completion of the Business Combination. As of December 31, 2021, there was $468,236 outstanding under the 2021 Promissory Note. As of March 31, 2022, there was $843,236 outstanding under the 2022 Promissory Note. On February 17, 2022, theCompany issued an unsecured promissory note (the “2022 Promissory Note”) to the Sponsor, pursuant to which Company could borrow up to an aggregate principal amount of $750,000. The 2021 Promissory Note may be converted to private placement warrants at a conversion rate equal to
$1.50
per warrant. The 2021 Promissory Note is reported at cost in the condensed financial statements as the fair value adjustment associated with the conversion is deemed to be de minimus.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share At March 31, 2022 and December 31, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 15,000,000 Class B ordinary shares issued and outstanding.
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
NOTE 7 — WARRANTS
As of March 31, 2022 and December 31, 2021 there were 30,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022 and December 31, 2021 there were 14,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
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
NOTE 8 — FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $600,096,322 and $600,046,438 in money market funds which are invested in U.S. Treasury Securities, respectively. During the period ended March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$600,096,322	$600,046,438
Liabilities:
Warrant Liabilities — Public Warrants	1	$7,800,000	$17,760,000
Warrant Liabilities — Private Placement Warrants	2	$3,640,000	$8,288,000
FPA Liability	3	$29,991	$1,014,997
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The following table presents the quantitative information regarding Level 3 fair value measurements of the FPA liabilities:

	March 31, 2022	December 31, 2021

Risk-free interest rate	0.06%	0.06%
Time to expiration, in Years	0.25	0.25
Unit price	$10.10	$10.10
Forward Price	$10.00	$10.00

The following table presents the changes in the fair value of FPA liabilities:

FPA
Fair value as of January 1, 2021	$8,483,278
Change in fair value	(5,054,119)

Fair value as of March 31, 2021	3,429,159

Fair value as of January 1, 2022	1,014,997
Change in fair value	(985,006)

Fair value as of March 31, 2022	29,991

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021. There were no transfer during the three months ended March 31, 2022 and during the year ended December 31, 2021.
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
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended March 31, 2022, we had a net income of $15,252,005, which consists of the change in fair value of warrants of $14,608,000, change in fair value of FPA liability of $985,006 and interest income on marketable securities held in the Trust Account of $49,884 offset by operating costs of $390,885.
For the three months ended March 31, 2021, we had a net income of $24,902,196, which consists of the change in fair value of warrants of $20,240,000, change in fair value of FPA liability of $5,054,119 and interest income on marketable securities held in the Trust Account of $9,018 offset by operating costs of $400,941.

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
For the three months ended March 31, 2022, cash used in operating activities was $247,998. Net income of $15,252,005 was affected by interest earned on investments held in the Trust Account of $49,884, change in fair value of warrant liabilities of $14,608,000 and change in fair value of FPA liability of $985,006. Changes in operating assets and liabilities, which provided $142,887 of cash from operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $761,907. Net income of $24,902,196 was affected by interest earned on investments held in the Trust Account of $9,018, change in fair value of warrant liabilities of $20,240,000 and change in fair value of FPA liability of $5,054,119. Changes in operating assets and liabilities, which used $360,966 of cash from operating activities.
At March 31, 2022, we had cash and investments held in the Trust Account of $600,096,322. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
On March 31, 2022, we had cash of $194,134 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)2014-15,
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
Net Income per Ordinary Share
Net income per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”),
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
ASU2020-06
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in Annual Report on Form
10-K
filed with the SEC on March 31, 2022. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC.
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

AVANTI AC
QUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
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

AVANTI ACQUISITION CORP.

Date: May 16, 2022		/s/ Nassef Sawiris
	Name:	Nassef Sawiris
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Johann Dumas
	Name:	Johann Dumas
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)