Form 10-Q
period 2022-06-30
Avanti Acquisition Corp.
filed 2022-08-10
CIK 1819608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule

12b-2

of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2of

the Exchange Act).
   Yes  ☒    No  ☐
As of August
10
, 2022, there were 60,000,000 Class A ordinary shares, $0.0001 par value and 15,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AVANTI ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

ITEM 1.	FINANCIAL STATEMENTS
AVANTI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$40,563	$67,132
Prepaid expenses	174,535	375,624

Total Current Assets	215,098	442,756
FPA Asset	85,003	—
Investments held in Trust Account	600,948,553	600,046,438

TOTAL ASSETS	$601,248,654	$600,489,194

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$81,110	$103,247
Promissory note – related party	843,236	468,236

Total Current Liabilities	924,346	571,483

FPA liabilities	—	1,014,997
Warrant liabilities	3,080,000	26,048,000
Deferred underwriting fee payable	21,000,000	21,000,000

TOTAL LIABILITIES	25,004,346	48,634,480

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 60,000,000 shares at approximately $10.02 and $10.00, per share redemption value as of June 30, 2022 and December 31, 2021 , respectively	600,948,553	600,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding shares subject to redemption, at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 15,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(24,705,745)	(48,146,786)

Total Shareholders’ Deficit	(24,704,245)	(48,145,286)

TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT	$601,248,654	$600,489,194

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$189,636	$298,311	$580,521	$699,252

Loss from operations	(189,636)	(298,311)	(580,521)	(699,252)
Other income:
Interest earned on investments held in Trust Account	852,231	9,118	902,115	18,136
Change in fair value of FPA	114,994	1,112,496	1,100,000	6,166,615
Change in fair value of warrant liabilities	8,360,000	440,000	22,968,000	20,680,000

Total other income	9,327,225	1,561,614	24,970,115	26,864,751

Net income	$9,137,589	$1,263,303	$24,389,594	$26,165,499

Weighted average shares outstanding of Class A ordinary shares	60,000,000	60,000,000	60,000,000	60,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.02	$0.33	$0.35

Weighted average shares outstanding, Class B ordinary shares	15,000,000	15,000,000	15,000,000	15,000,000

Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.02	$0.33	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	15,000,000	$1,500	$—	$(48,146,786)	$(48,145,286)
Net income	—	—	—	—	—	15,252,005	15,252,005

Balance—March 31, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(32,894,781)	$(32,893,281)
Accretion for Class A ordinary shares to redemption amount						(948,553)	(948,553)
Net income	—	—	—	—	—	9,137,589	9,137,589

Balance—June 30, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(24,705,745)	$(24,704,245)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount	Shares	Amount
Balance —January 1, 2021	—	$—	15,000,000	$1,500	$—	$(94,705,834)	$(94,704,334)
Net income	—	—	—	—	—	24,902,196	24,902,196

Balance —March 31, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(69,803,638)	$(69,802,138)
Net income	—	—	—	—	—	1,263,303	1,263,303

Balance —June 30, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(68,540,335)	$(68,538,835)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$24,389,594	$26,165,499
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(22,968,000)	(20,680,000)
Change in fair value of FPA	(1,100,000)	(6,166,615)
Interest earned on investments held in Trust Account	(902,115)	(18,136)
Changes in operating assets and liabilities:
Prepaid expenses	201,089	(639,740)
Accounts payable and accrued expenses	(22,137)	149,446

Net cash used in operating activities	(401,569)	(1,189,546)

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	375,000	—

Net cash provided by financing activities	375,000	—

Net Change in Cash	(26,569)	(1,189,546)
Cash – Beginning of period	67,132	1,194,821

Cash – End of period	$40,563	$5,275

Non-cash investing and financing activities:
Accretion for Class A ordinary shares subject to possible redemption	$948,553	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on October 6, 2020, an amount of $600,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
JUNE 30, 2022
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
The Company will have until October 6, 2022 to complete a Business Combination (the “Combination Period”). If the Company has not completed complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Going Concern and Liquidity
As of June 30, 2022, the Company had $40,563 in its operating bank accounts and working capital deficit of $709,248.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 4), advances from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Promissory Note and the Advances from Related Party were repaid on October 16, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans up to $1,500,000
(see Note 4). As of June 30, 2022 and December 31, 2021, $843,236 and $468,236 were outstanding under the 2022 Promissory Note and 2021 Promissory Note, respectively. (as defined in Note 4).
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards
Update(“ASU”)2014-15,“Disclosures
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
and Article 8 of Regulation
S-X-
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
as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
JUNE 30, 2022
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability and FPA. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Warrant and FPA
The Company accounts for the Warrants and FPA in accordance with the guidance contained in FASB Accounting Standards Codification
(“ASC”)815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(37,500,000)
Class A ordinary shares issuance costs	(31,473,651)
Plus:
Accretion of carrying value to redemption value	68,973,651

Class A ordinary shares subject to possible redemptions, December 31, 2021	$600,000,000
Plus:
Accretion of carrying value to redemption value	948,553

Class A ordinary shares subject to possible redemptions, June 30, 2022	600,948,553

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 44,000,000 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$7,310,071	$1,827,518	$1,010,642	252,661	$19,511,675	$4,877,919	$20,932,399	$5,233,100
Denominator:
Basic and diluted weighted average shares outstanding	60,000,000	15,000,000	60,000,000	15,000,000	60,000,000	15,000,000	60,000,000	15,000,000

Basic and diluted net income per ordinary share	$0.12	$0.12	$0.02	0.02	$0.33	$0.33	$0.35	$0.35
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
NOTE 4 — RELATED PARTY TRANSACTIONS
Founder Shares
On July 25, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 14,375,000 Class B ordinary shares, par value $0.0001. On October 1, 2020 the Company effected a share capitalization resulting in 17,250,000 Class B ordinary shares issued and outstanding (the “Founder Shares”). All share and per-share
amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include up to 2,250,000 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 20, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 2,250,000 Founder Shares. Accordingly, as of June 30, 2022 and December 31, 2021, there were 15,000,000 Founder Shares issued and outstanding.
The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell their Founder Shares until the earlier of (i) one year after the completion of the Company’s Business Combination and (ii) subsequent to a Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the Company’s Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.
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
JUNE 30, 2022
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
On December 24, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) to the Sponsor, pursuant to which Company could borrow up to an aggregate principal amount of $750,000. The 2021 Promissory Note is non-interest
bearing and payable on the earlier of October 6, 2022 and the completion of the Business Combination. As of December 31, 2021, there was $468,236 outstanding under the 2021 Promissory Note. On February 17, 2022, the Company issued an unsecured promissory note (the “2022 Promissory Note”) to the Sponsor, pursuant to which Company could borrow up to an aggregate principal amount of $750,000. As of June 30, 2022, there was $468,236 and $375,000 outstanding under the 2021 Promissory Note and 2022 Promissory Note, respectively. The 2021 Promissory Note may be converted to private placement warrants at a conversion rate equal to $1.50 per warrant. On February 17, 2022, the Company issued an unsecured promissory note (the “2022 Promissory Note”) to the Sponsor, pursuant to which Company could borrow up to an aggregate principal amount of $750,000. The 2022 Promissory Note is non-interest bearing and payable on the earlier of October 6, 2022 and the completion of the Business Combination. The 2022 Promissory Note & 2021 Promissory Note are reported at cost in the unaudited condensed financial statements as the fair value adjustment associated with the conversion is deemed to be de minimis.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
JUNE 30, 2022
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
NOTE 6 — SHAREHOLDERS’ DEFICIT
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share At June 30, 2022 and December 31, 2021, there were 60,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 15,000,000 Class B ordinary shares issued and outstanding.
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
NOTE 7 — WARRANTS
As of June 30, 2022 and December 31, 2021 there were 30,000,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2022
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

•
if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the30-dayredemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00.
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

•
if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
JUNE 30, 2022
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
As of June 30, 2022 and December 31, 2021 there were 14,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable (except as described above under “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable under all redemption scenarios by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8 — FAIR VALUE MEASUREMENTS
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $600,948,553 and $600,046,438 in money market funds which are invested in U.S. Treasury Securities, respectively. During the period ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$600,948,553	$600,046,438
Liabilities:
Warrant Liabilities — Public Warrants	1	$2,100,000	$17,760,000
Warrant Liabilities — Private Placement Warrants	2	$980,000	$8,288,000
FPA (Asset) Liability	3	$(85,003)	$1,014,997
The Warrants and FPA were accounted for as assets or liabilities in accordance with
ASC815-40.
The warrant and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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

AVANTI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The
assets
for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $100 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPA. The fair value of the ordinary shares and warrants to be issued under the FPA is based on the public trading price of the Units issued in the Company’s Initial Public Offering.
The following table presents the quantitative information regarding Level 3 fair value measurements of the FPA
:

	June 30, 2022	December 31, 2021
Risk-free interest rate	0.06%	0.06%
Time to expiration, in Years	0.25	0.25
Unit price	$9.99	$10.10
Forward Price	$10.00	$10.00
The following table presents the changes in the fair value of FPA (asset) liabilities:

FPA
Fair value as of January 1, 2021	$8,483,278
Change in fair value	(5,054,119)

Fair value as of March 31, 2021	3,429,159
Change in fair value	(1,112,496)

Fair value as of June 30, 2021	$2,316,663

Fair value as of January 1, 2022	$1,014,997
Change in fair value	(985,006)

Fair value as of March 31, 2022	29,991
Change in fair value	(114,994)

Fair value as of June 30, 2022	$(85,003)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021. There were no transfer during the three and six months ended June 30, 2022 and during the year ended December 31, 2021.
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
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating
income in the form of interest income on investments held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the three months ended June 30, 2022, we had a net income of $9,137,589, which consists of the change in fair value of warrants of $8,360,000, change in fair value of FPA of $114,994 and interest income on marketable securities held in the Trust Account of $852,231, offset by operating costs of $189,636.
For the six months ended June 30, 2022, we had a net income of $24,389,594, which consists of the change in fair value of warrants of $22,968,000, change in fair value of FPA of $1,100,000 and interest income on marketable securities held in the Trust Account of $902,115, offset by operating costs of $580,521.
For the three months ended June 30, 2021, we had a net income of $1,263,303, which consists of the change in fair value of warrants of $440,000, change in fair value of FPA of $1,112,496 and interest income on marketable securities held in the Trust Account of $9,118, offset by operating costs of $298,311.
For the six months ended June 30, 2021, we had a net income of $26,165,499, which consists of the change in fair value of warrants of $20,680,000, change in fair value of FPA of $6,166,615 and interest income on marketable securities held in the Trust Account of $18,136, offset by operating costs of $699,252.

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
For the six months ended June 30, 2022, cash used in operating activities was $401,569. Net income of $24,389,594 was affected by interest earned on investments held in the Trust Account of $902,115, change in fair value of warrant liabilities of $22,968,000 and change in fair value of FPA of $1,100,000. Changes in operating assets and liabilities, which provided $178,952 of cash from operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,189,546. Net income of $26,165,499 was affected by interest earned on investments held in the Trust Account of $18,136, change in fair value of warrant liabilities of $20,680,000 and change in fair value of FPA of $6,166,615. Changes in operating assets and liabilities, which used $490,294 of cash from operating activities.
At June 30, 2022, we had cash and investments held in the Trust Account of $600,948,553. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
On June 30, 2022, we had cash of $40,563 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 6, 2022 to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 6, 2022.

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as assets at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants and Private Placement Warrants have been estimated using the Public Warrants’ quoted market price. The FPA is valued using an adjusted net assets method.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET-RISK
We are a smaller reporting company as defined by
Rule12b-2of
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
As required by Rules13a-15and15d-15under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
filed with the SEC on March 31, 2022. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on
Form10-K
filed with the SEC.
The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share
redemption amount that may be received by public shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On October 6, 2020, we consummated our Initial Public Offering of 60,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $600,000,000. Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC acted as joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on
Form S-1(No. 333-248838and333-249241).
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
Form10-Q.

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

AVANTI ACQUISITION CORP.

Date: August 10, 2022		/s/ Nassef Sawiris
	Name:	Nassef Sawiris
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Johann Dumas
	Name:	Johann Dumas
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)